Form 10-K405
period 1997-12-31
ANTIGUA FUNDING CORP
filed 1998-03-30
CIK 1019374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For The Transition Period From         to

                        Commission File Number 333-34793
                    CAPITA EQUIPMENT RECEIVABLES TRUST 1997-1

          A NEW YORK                        I.R.S. EMPLOYER IDENTIFICATION
       COMMON LAW TRUST                              No. 13-7135550

                          c/o AT&T Capital Corporation
               44 Whippany Road, Morristown, New Jersey 07962-1983
                       Telephone Number (973) 397-3000
                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of exchange on
                                                     which registered
-------------------                                -------------------
Receivable-Backed Notes                                   None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS



                                     PART I

   Item                            Description                      Page


       2.      Properties                                               1
       3.      Legal Proceedings                                        1
       4.      Submission of Matters to a Vote of Security-Holders      1


                                     PART II



       5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                     1
       9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     1



                                    PART III



      12.      Security Ownership of Certain Beneficial Owners and
                Management                                              2
      13.      Certain Relationships and Related Transactions           2



                                     PART IV



      14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                             2

                                     PART I

ITEM 2.  PROPERTIES

         The Trust owns no physical properties.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter has been submitted to a vote of the holders of the Capita Equipment Receivables Trust 1997-1 (the "Trust") Receivable-Backed Notes or Equity Certificate through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no established public trading market for the Equity Certificate of the Trust. As of December 31, 1997, the number of holders of record were as follows: Equity Certificate: 1. As of December 31, 1997, no monthly distribution had been made to the holder of the Equity Certificate.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not Applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        a) Documents filed as a part of the report:


               (3)  Exhibits:

                   99(a) Report of Independent Public Accountants.

                   99(b) Management Assertion pursuant to Section 3.10 of the
                         Transfer and Servicing Agreement dated November 1, 1997 between Capita Equipment Receivables Trust 1997-1, Antigua Funding Corporation, AT&T Capital Corporation and Bankers Trust Company.




        b) Current Reports on Form 8-K:

           Report on Form 8-K, dated December 8, 1997, relating to the Capita Equipment Receivables Trust 1997-1 Receivable-Backed Notes servicer report November 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAPITA EQUIPMENT RECEIVABLES TRUST 1997-1

                                      By: AT&T Capital Corporation, as Servicer

                                                By: Glenn A. Votek
                                                    ---------------------
                                                    Glenn A. Votek
                                                    Executive Vice President and
                                                    Treasurer

March 27, 1998

                                  EXHIBIT INDEX


Exhibit No.

            99(a)  Report of Independent Public Accountants.

            99(b)  Management Assertion.