Form 10-K405
period 1998-12-31
ANTIGUA FUNDING CORP
filed 1999-03-31
CIK 1019374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1998
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For The Transition Period From ________________ to ________________

                        Commission File Number 333-34793
                   NEWCOURT EQUIPMENT TRUST SECURITIES 1998-2

          A NEW YORK                        I.R.S. EMPLOYER IDENTIFICATION
       COMMON LAW TRUST                              No. 13-7135550


                          c/o AT&T Capital Corporation
                 2 Gatehall Drive, Parsippany, New Jersey 07054
                         Telephone Number (973) 606-3500
                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES...x... NO.......

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter has been submitted to a vote of the holders of the Newcourt Equipment Trust Securities 1998-2 (the "Trust") Receivable-Backed Notes or Equity Certificate through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no established public trading market for the Equity Certificate of the Trust. As of December 31, 1998, the number of holders of record were as follows: Equity Certificate: 1. As of December 31, 1998, no monthly distribution had been made to the holder of the Equity Certificate.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        a) Documents filed as a part of the report:


           (3) Exhibits:

               99(a) Report of Independent Public Accountants.

               99(b) Management Assertion pursuant to Section 3.10 of the
                     Transfer and Servicing Agreement dated December 1, 1998 between Newcourt Equipment Trust Securities 1998-2, Antigua Funding Corporation, AT&T Capital Corporation and The Bank of New York.




         b) Current Reports on Form 8-K:

            None

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEWCOURT EQUIPMENT TRUST SECURITIES 1998-2

                                      By: AT&T Capital Corporation, as Servicer

                                               By: Glenn A. Votek
                                                   Glenn A. Votek
                                                   Executive Vice President and
                                                   Treasurer

March 31, 1999

                                  EXHIBIT INDEX


Exhibit No.

        99(a)   Report of Independent Public Accountants.

        99(b)   Management Assertion.